Form 10QSB
period 2000-09-30
IDREAM WS INC
filed 2000-12-12
CIK 1121902

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: September 30, 2000

                          Commission File No. 000-31373

                                 IDREAM.WS, INC.
             ------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         California                                      33-0906294
-------------------------------            -------------------------------------
(State or Other Jurisdiction of            I.R.S. Employer Identification Number
Incorporation or Organization)

                4275 Executive Square La Jolla, California 92037
                ------------------------------------------------
           (Address of Principal Executive Offices including Zip Code)

                                  858/546-2897
             ------------------------------------------------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes        No  X
                                ---       ---

As of September 30, 2000, Registrant had 5,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---


--------------------------------------------------------------------------------

                                      INDEX


                                                                     Page
                                                                    Number
Part I.    Financial Information

  Item 1.  Financial Statements

           Balance Sheet as of September 30, 2000                      3

           Income Statement, Three Months
           Ended September 30, 2000                                    4

           Statements of Cash Flows, Three Months
           Ended September 30, 2000                                    5

           Notes to Financial Statements                               6

  Item 2.  Management's Discussion and Analysis of
           Financial Conditions and Results of
           Operations                                                  8

Part II.   Other Information                                           9



--------------------------------------------------------------------------------

                                 IDREAM.WS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)


                                                                                  September 30, 2000
                                                                                 --------------------
                                       ASSETS

CURRENT ASSETS:
  Cash                                                                           $                434
                                                                                 --------------------

     TOTAL CURRENT ASSETS                                                                         434
                                                                                 --------------------

                                                                                 $                434
                                                                                 ====================


                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accrued liabilities                                                            $              2,020
                                                                                 --------------------

     TOTAL CURRENT LIABILITIES                                                                  2,020
                                                                                 --------------------

COMMITMENTS AND CONTINGENCIES                                                                       -

SHAREHOLDERS' EQUITY (DEFICIT):
  Common Stock, no par value, 100,000,000 shares authorized,                                   20,000
     5,000,000 shares issued and outstanding
  Accumulated deficit during the development stage                                            (21,586)
                                                                                 --------------------

     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                      (1,586)
                                                                                 --------------------

                                                                                 $                434
                                                                                 ====================


                                 IDREAM.WS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                                                      Cumulative
                                                                                                  from Inception
                                                              Three months ending            (April 13, 2000) to
                                                              September 30, 2000              September 30, 2000
                                                           --------------------------        --------------------
REVENUE                                                    $                        -        $                  -

EXPENSES:
  General and administrative                                                    1,115                      21,586
                                                           --------------------------        --------------------

TOTAL EXPENSES                                                                  1,115                      21,586
                                                           --------------------------        --------------------

NET LOSS                                                   $                   (1,115)       $            (21,586)
                                                           ==========================        ====================

BASIC AND DILUTED NET LOSS PER SHARE                       $                  (0.0002)       $             (0.006)
                                                           ==========================        ====================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                                              5,000,000                   3,698,225
                                                           ==========================        ====================


                                 IDREAM.WS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                             Cumulative from
                                                                       Three months ending         Inception (April 13, 2000)
                                                                       September 30, 2000              to September 30, 2000
                                                                     -------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $             (1,115)                  $        (21,586)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Increase (decrease) in accrued liabilities                                     (1,746)                             2,020
                                                                     --------------------                   ----------------

     Net cash (used) provided by operating activities                              (2,861)                           (19,566)
                                                                                                            ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                    -                                  -
                                                                     --------------------                   ----------------

CASH FLOWS FROM FINANCING ACTIVITES:
  Common stock issued for cash                                                          -                             20,000
                                                                     --------------------                   ----------------

     Net cash provided by financing activities                                          -                             20,000
                                                                     --------------------                   ----------------

Net increase (decrease) in cash                                                    (2,861)                               434

CASH, BEGINNING OF THE PERIOD (INCEPTION)                                           3,295                                  -
                                                                     --------------------                   ----------------

CASH, END OF THE PERIOD                                              $                434                   $            434
                                                                     ====================                   ================


                                 IDREAM.WS, INC.
                          (A Development Stage Company)
                                    Footnotes
                                   (Unaudited)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION
     Idream.ws, Inc., a California corporation, was formed on April 13, 2000 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has not commenced planned principal operations and, therefore, is considered to be in the development stage.

     INTERIM PERIODS
     The accompanying unaudited financial statements have been prepared in accordance with the instructions of Form 10-SBQ and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three months ending September 30, 2000 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the financial statements and notes thereto for the period beginning at inception (April 13, 2000) through May 31, 2000 included in the Company's Form 10-SB12G.


2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     ORGANIZATION
     Idream.ws, Inc., a California corporation, was formed on April 13, 2000 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has not commenced planned principal operations and, therefore, is considered to be in the development stage.

     INTERIM PERIODS
     The accompanying unaudited financial statements have been prepared in accordance with the instructions of Form 10-SBQ and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three months ending September 30, 2000 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the financial statements and notes thereto for the period beginning at inception (April 13, 2000) through May 31, 2000 included in the Company's Form 10-SB12G.


--------------------------------------------------------------------------------

3.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION
     Idream.ws, Inc., a California corporation, was formed on April 13, 2000 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has not commenced planned principal operations and, therefore, is considered to be in the development stage.

     INTERIM PERIODS
     The accompanying unaudited financial statements have been prepared in accordance with the instructions of Form 10-SBQ and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three months ending September 30, 2000 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the financial statements and notes thereto for the period beginning at inception (April 13, 2000) through May 31, 2000 included in the Company's Form 10-SB2G.


--------------------------------------------------------------------------------

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Idream.ws, Inc.. (the "Company") was organized as a California corporation on April 13, 2000, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

     The Company generated no revenues during the quarter ended September 30, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

     The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At September 30, 2000, the Company had no material commitments for capital expenditures.


--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.


Exhibit
Number      Description                     Location

27         Financial Data Schedule          Filed herewith electronically

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed during this reporting period.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 11, 2000            Idream.ws, Inc.

                                            By: /s/ Sheldon Silverman
                                                ----------------------------
                                                Sheldon Silverman, President


--------------------------------------------------------------------------------
                                        9